Form 10-K
period 2003-03-01
JP MORGAN CHASE COM MORT SEC CORP PAS THR CER SER 2002-C2
filed 2003-03-31
CIK 1209192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2002

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number 333 85954 05

J.P. Morgan Chase Commercial Mortgage Securities Corp. (as depositor under the Pooling and Servicing Agreement, dated as of December 1, 2002, relating to the J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass Through Certificates, Series 2002 C2)

(Exact name of registrant as specified in its charter)

New York

(State or other jurisdiction of incorporation or organization)

13 3789046

(I.R.S. Employer Identification No.)

270 Park Avenue, New York, NY

(Address of principal executive offices)

10167

(Zip Code)

Registrant's telephone number, including area code: 212 834 9299

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.

Not Applicable

State the aggregate market value of the voting and non voting common equity held by non affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPCTY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10 K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders: (2) Any proxy or information statement: and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust),

the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder

Matters.

Currently, there is no established trading market for the Certificates known to the Registrant.

There was an aggregate of 44 holders of record for the registered certificates (Classes A-1, A-2, B, C, D and E) of Commercial Mortgage Pass-Through Certificates Series 2002 C2. Holders of record by class were 12 holders for Class A 1; 24 holders for class A 2; 4 holders for Class B; 1 holder for Class C; 1 holder for Class D; and 2 holders for Class E. The calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The number of holders of record for each registered class holding 5% or more of the outstanding balance of such class of certificates as of the end of the reporting period is reflected in Exhibit 99.5.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8 K.

  Exhibits

(99.1) Annual Independent Accountant's Servicing Report for the year ended

December 31, 2002.

a) Wachovia Bank, National Association, as Servicer

b) ArCap Special Servicing, Inc., as Special Servicer

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31, 2002.

a) Wachovia Bank, National Association, as Servicer

b) ArCap Special Servicing, Inc., as Special Servicer

(99.3) Annual Statement of Compliance for the year ended December 31, 2002.

a) Wachovia Bank, National Association, as Servicer

b) ArCap Special Servicing, Inc., as Special Servicer

(99.5)Report of holders of record holding 5% or more of the outstanding balance of each registered class as of the end of the reporting period for 2002.

(B) Reports on Form 8 K were filed during the last quarter of 2002 for registration purposes only. No distributions of Principal and Interest were made in 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

J.P. Morgan Chase Commercial Mortgage Securities Corp. by LaSalle Bank National Association, as Paying Agent for J.P. Morgan Chase Commercial Mortgage Securities Corp., Commercial Mortgage Pass Through Certificates, Series 2002 C2 as Attorney In Fact

By: /s/ Russell Goldenberg

Russell Goldenberg

Group Senior Vice President

Date: March 27, 2003

CERTIFICATION

J.P. Morgan Chase Commercial Mortgage Securities Corp.
Commercial Mortgage Pass Through Certificates
Series 2002 C2 (the "Trust")

I, Steven Z. Schwartz, the President and Chief Executive Officer of J.P. Morgan Chase Commercial Mortgage Securities Corp., the depositor into the above referenced Trust, certify that:

  I have reviewed this annual report on Form 10 K, and all reports on Form 8 K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer and the special servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the servicer and the special servicer have fulfilled their obligations under the pooling and servicing agreement; and

  This annual report discloses all significant deficiencies relating to the servicer's or special servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wachovia Bank National Association, as servicer, ARCap Special Servicing, Inc., as special servicer and LaSalle Bank National Association, as paying agent.

Date: March 28, 2003

By: /s/ Steven Z. Schwartz
President and Chief Executive Officer

J.P. Morgan Chase Commercial Mortgage Securities Corp.